Form 10-Q
period 2022-06-30
MSD ACQUISITION CORP. / NEW
filed 2022-08-12
CIK 1846996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MSD ACQUISITION CORP.
Form 10-Q

For the Quarter Ended June 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from February 5, 2021 (Inception) Through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from February 5, 2021 (Inception) Through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the Period from February 5, 2021 (Inception) Through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MSD ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$186,400	$540,691
Prepaid expenses	376,881	565,424
Total current assets	563,281	1,106,115
Investments held in Trust Account	575,875,059	575,040,654
Total Assets	$576,438,340	$576,146,769

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$5,170	$6,008
Accrued expenses	375	70,000
Total current liabilities	5,545	76,008
Deferred underwriting commissions	20,125,000	20,125,000
Derivative liabilities	8,449,737	25,796,635
Total liabilities	28,580,282	45,997,643

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 57,500,000 shares issued and outstanding at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	575,775,059	575,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,437	1,437
Additional paid-in capital	-	-
Accumulated deficit	(27,918,438)	(44,852,311)
Total shareholders’ deficit	(27,917,001)	(44,850,874)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$576,438,340	$576,146,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

MSD ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For the Six Months Ended	For The Period From February 5, 2021 (Inception) Through
	2022	2021	June 30, 2022	June 30, 2021
General and administrative expenses	$181,283	$197,944	$412,371	$328,044
General and administrative expenses - related party	30,000	30,000	60,000	40,000
Loss from operations	(211,283)	(227,944)	(472,371)	(368,044)
Other income (expenses):
Change in fair value of derivative liabilities	8,703,571	(3,441,437)	17,346,898	(5,574,907)
Offering costs associated with derivative liabilities	-	-	-	(697,460)
Income from investments held in Trust Account	776,499	20,709	834,405	21,104
Net income (loss)	$9,268,787	$(3,648,672)	$17,708,932	$(6,619,307)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	57,500,000	57,500,000	57,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.13	$(0.05)	$0.25	$(0.13)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	13,193,493	14,375,000	13,193,493
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.05)	$0.25	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MSD ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three AND SIX months ended JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	14,375,000	$1,437	$-	$(44,852,311)	$(44,850,874)
Net income	-	-	-	-	-	8,440,145	8,440,145
Balance - March 31, 2022 (Unaudited)	-	-	14,375,000	1,437	-	(36,412,166)	(36,410,729)
Net income	-	-	-	-	-	9,268,787	9,268,787
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(775,059)	(775,059)
Balance - June 30, 2022 (Unaudited)	-	$-	14,375,000	$1,437	$-	$(27,918,438)	$(27,917,001)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND For the period from February 5,
2021 (inception) through JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	1,437	23,563	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	3,927,470	-	3,927,470
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(3,951,033)	(39,875,538)	(43,826,571)
Net loss	-	-	-	-	-	(2,970,635)	(2,970,635)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	1,437	-	(42,846,173)	(42,844,736)
Net loss	-	-	-	-	-	(3,648,672)	(3,648,672)
Balance - June 30, 2021 (Unaudited)	-	$-	5,750,000	$1,437	$-	$(46,494,845)	$(46,493,408)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MSD ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For The Period From February 5, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$17,708,932	$(6,619,307)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	14,383
Change in fair value of derivative liabilities	(17,346,898)	5,574,908
Offering costs associated with derivative liabilities	-	697,460
Income from investments held in Trust Account	(834,405)	(21,104)
Changes in operating assets and liabilities:
Prepaid expenses	188,543	(829,466)
Accounts payable	(838)	26,469
Accrued expenses	(69,625)	5,000
Net cash used in operating activities	(354,291)	(1,126,657)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(575,000,000)
Net cash used in investing activities	-	(575,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	575,000,000
Proceeds received from private placement	-	14,000,000
Repayment of note payable to related party	-	(214,286)
Proceeds from advance to related party	-	22,760
Offering costs paid	-	(11,961,888)
Net cash provided by financing activities	-	576,846,586

Net change in cash	(354,291)	719,929

Cash - beginning of the period	540,691	-
Cash - end of the period	$186,400	$719,929

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$177,142
Deferred underwriting commissions	$-	$20,125,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	$775,059	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

MSD Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 5, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $186,000 in its operating bank account and working capital of approximately $558,000.

The Company’s liquidity needs through June 30, 2022 were satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $192,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million. The Company repaid the Note in full on March 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Trust Investments are presented on the condensed balance sheets at fair value at the end of each reporting period. The Trust Investments are comprised of money market funds invested in US government securities. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of the Trust Investments are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022, and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for the derivative warrant liabilities (see Note 10).

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 20,833,333 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$7,415,029	$1,853,758	$14,167,145	$3,541,787

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.13	$0.13	$0.25	$0.25

	For the Three Months Ended June 30, 2021		For The Period From February 5, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	$(2,918,938)	$(729,734)	$(4,880,117)	$(1,739,190)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	37,020,548	13,193,493

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.13)	$(0.13)

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On March 24, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $30,000 and $30,000, under this agreement, respectively. For the six months ended June 30, 2022 and for the period from February 5, 2021 (inception) through June 30, 2021, the Company incurred expenses of approximately $60,000 and $40,000, under this agreement, respectively. As of June 30, 2022 and December 31, 2021, there was no amount due for services in connection with such agreement.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of June 30, 2022 and December 31, 2021.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Commitments and Contingencies

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(12,190,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(31,636,571)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	43,826,571
Class A ordinary shares subject to possible redemption at December 31, 2021	575,000,000
Increase in redemption value of Class A common stock subject to possible redemption	775,059
Class A common stock subject to possible redemption at June 30, 2022	$575,775,059

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 11, 2021, the Company issued 14,375,000 Class B ordinary shares. Of these, up to 1,875,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,875,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Warrants

As of June 30, 2022 and December 31, 2021, there were 20,833,333 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” (as described below).

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$575,875,059	$-	$-

Liabilities:
Derivative liabilities - Public warrants	$-	$4,255,000	$-
Derivative liabilities - Private placement warrants	$-	$-	$3,516,922
Derivative liabilities - Forward purchase agreement	$-	$-	$677,815

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$575,040,654	$-	$-

Liabilities:
Derivative liabilities - Public warrants	$13,800,000	$-	$-
Derivative liabilities - Private placement warrants	$-	$-	$11,265,333
Derivative liabilities - Forward purchase agreement	$-	$-	$731,302

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $12,995,000 was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022.There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022, or for the period from February 5, 2021 (inception ) through June 30, 2021.

Level 1 instruments include investments in money market funds invested in US government securities and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value of the Public Warrants was measured at fair value using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market, the fair value of Public Warrants have been measured using the publicly observable trading price. As of June 30, 2022, and December 31, 2021, the fair value of the Private Placement Warrants and forward purchase agreement are measured using a Black-Scholes option pricing model. The estimated fair value of the Public Warrants, Private Placement Warrants, and forward purchase agreement, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants, once the Public Warrants were traded in active market, and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Unit price	$9.79	$9.89
Volatility	3.0% - 3.4%	5.0% - 16.4%
Term (years)	5.75	5.62
Risk-free rate	2.65% - 3.15%	0.24% - 1.32%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the six months ended June 30, 2022 and from the period from February 5, 2021, (inception) through June 30, 2021, is summarized as follows:

Derivative liabilities at December 31, 2021	$11,996,635
Change in fair value of derivative liabilities	(3,813,327)
Derivative liabilities at March 31, 2022	8,183,308
Change in fair value of derivative liabilities	(3,988,571)
Derivative liabilities at June 30, 2022	$4,194,737

Derivative liabilities at February 5, 2021 (inception)	$-
Issuance of derivative liabilities	22,262,530
Change in fair value of derivative warrant liabilities	2,133,470
Derivative warrant liabilities at March 31, 2021	24,396,000
Transfer of Public Warrants to Level 1	(12,995,000)
Change in fair value of derivative warrant liabilities	1,486,437
Derivative liabilities at June 30, 2021	$12,887,437

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment to the unaudited condensed financial statements to or disclosure in the unaudited condensed financial statements.

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

As of June 30, 2022, we had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through June 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $186,000 in its operating bank account and working capital of approximately $558,000.

The Company’s liquidity needs through June 30, 2022 were satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $192,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million. The Company repaid the Note in full on March 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of June 30, 2022 and December 31 2021 there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 29, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $9,269,000, which consisted of approximately $9,704,000 of non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $776,000, partially offset by approximately $181,000 in general and administrative expense, and $30,000 in related party general and administrative expenses.

For the three months ended June 30, 2021, we had net loss of approximately $3,649,000, which consisted of income from investments held in the Trust Account of approximately $21,000, offset by approximately $198,000 in general and administrative expense, and approximately $3,441,000 non-operating loss resulting from the change in fair value of derivative liabilities.

For the six months ended June 30, 2022, we had net income of approximately $17,708,000, which consisted of approximately $17,808,000 non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $834,000, partially offset by approximately $412,000 in general and administrative expense, and $60,000 in related party general and administrative expenses.

From February 5, 2021 (inception) through ended June 30, 2021, we had net loss of approximately $6,619,000, which consisted of income from investments held in the Trust Account of approximately $21,000, offset by approximately $328,000 in general and administrative expense, approximately $697,000 offering costs associated with the derivative liabilities, and approximately $5,575,000 non-operating loss resulting from the change in fair value of derivative liabilities.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 20,833,333 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 5, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II. OTHER INFORMATION

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

Dated: August 12, 2022	MSD ACQUISITION CORP.

	By:	/s/ Gregg Lemkau
	Name:	Gregg Lemkau
	Title:	Chief Executive Officer

Dated: August 12, 2022

	By:	/s/ John Cardoso
	Name:	John Cardoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)