Form 10-Q
period 2022-09-30
MSD ACQUISITION CORP. / NEW
filed 2022-11-10
CIK 1846996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MSD ACQUISITION CORP.
Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from February 5, 2021 (Inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from February 5, 2021 (Inception) Through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from February 5, 2021 (Inception) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	SIGNATURES	28

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MSD ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$117,470	$540,691
Prepaid expenses	241,631	565,424
Total current assets	359,101	1,106,115
Investments held in Trust Account	578,470,555	575,040,654
Total Assets	$578,829,656	$576,146,769

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$10,110	$6,008
Accrued expenses	375	70,000
Total current liabilities	10,485	76,008
Deferred underwriting commissions	20,125,000	20,125,000
Derivative liabilities	3,538,971	25,796,635
Total liabilities	23,674,456	45,997,643

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 57,500,000 shares issued and outstanding at approximately $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	578,370,555	575,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,437	1,437
Additional paid-in capital	-	-
Accumulated deficit	(23,216,792)	(44,852,311)
Total shareholders’ deficit	(23,215,355)	(44,850,874)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$578,829,656	$576,146,769

The accompanying notes are an integral part of these unaudited condensed financial statements.

MSD ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From February 5, 2021 (Inception) Through September
	2022	2021	2022	30, 2021
General and administrative expenses	$179,120	$186,398	$591,491	$514,441
General and administrative expenses - related party	30,000	30,000	90,000	70,000
Loss from operations	(209,120)	(216,398)	(681,491)	(584,441)
Other income (expenses):
Change in fair value of derivative liabilities	4,910,766	3,728,352	22,257,664	(1,846,555)
Offering costs associated with derivative liabilities	-	-	-	(697,460)
Income from investments held in Trust Account	2,595,496	7,401	3,429,901	28,504
Net income (loss)	$7,297,142	$3,519,355	$25,006,074	$(3,099,952)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	57,500,000	57,500,000	46,099,138
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$0.05	$0.35	$(0.05)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,375,000	14,375,000	14,003,233
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$0.05	$0.35	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MSD ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three AND NINE months ended SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	-	$-	14,375,000	$1,437	$-	$(44,852,311)	$(44,850,874)
Net income	-	-	-	-	-	8,440,145	8,440,145
Balance – March 31, 2022 (Unaudited)	-	-	14,375,000	1,437	-	(36,412,166)	(36,410,729)
Net loss	-	-	-	-	-	9,268,787	9,268,787
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(775,059)	(775,059)
Balance – June 30, 2022 (Unaudited)	-	-	14,375,000	1,437	-	(27,918,438)	(27,917,001)
Net income	-	-	-	-	-	7,297,142	7,297,142
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,595,496)	(2,595,496)
Balance – September 30, 2022 (Unaudited)	-	$-	14,375,000	$1,437	$-	$(23,216,792)	$(23,215,355)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
For the period from February 5, 2021 (inception) through SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	1,437	23,563	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	3,927,470	-	3,927,470
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(3,951,033)	(39,875,538)	(43,826,571)
Net loss	-	-	-	-	-	(2,970,635)	(2,970,635)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	1,437	-	(42,846,173)	(42,844,736)
Net loss	-	-	-	-	-	(3,648,672)	(3,648,672)
Balance - June 30, 2021 (Unaudited)	-	-	5,750,000	1,437	-	(46,494,845)	(46,493,408)
Net income	-	-	-	-	-	3,519,355	3,519,355
Balance - September 30, 2021 (Unaudited)	-	$-	5,750,000	$1,437	$-	$(42,975,490)	$(42,974,053)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MSD ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period From February 5, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$25,006,074	$(3,099,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	14,383
Change in fair value of derivative liabilities	(22,257,664)	1,846,555
Offering costs associated with derivative liabilities	-	697,460
Income from investments held in Trust Account	(3,429,901)	(28,505)
Changes in operating assets and liabilities:
Prepaid expenses	323,793	(692,258)
Accounts payable	4,102	9,883
Accrued expenses	(69,625)	5,000
Net cash used in operating activities	(423,221)	(1,222,434)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(575,000,000)
Net cash used in investing activities	-	(575,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	575,000,000
Proceeds received from private placement	-	14,000,000
Repayment of note payable to related party	-	(214,286)
Proceeds from advance to related party	-	22,760
Offering costs paid	-	(11,961,888)
Net cash provided by financing activities	-	576,846,586

Net change in cash	(423,221)	624,152

Cash - beginning of the period	540,691	-
Cash - end of the period	$117,470	$624,152

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$177,142
Deferred underwriting commissions	$-	$20,125,000

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $117,000 in its operating bank account and working capital of approximately $349,000.

The Company’s liquidity needs through September 30, 2022 were satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $192,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million. The Company repaid the Note in full on March 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Trust Investments are presented on the condensed balance sheets at fair value at the end of each reporting period. The Trust Investments are comprised of money market funds invested in U.S. government securities. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of the Trust Investments are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022, and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 11,500,000 Public Warrants and the 9,333,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial estimated fair value of the Public Warrants was measured at fair value using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market, the fair value of the Public Warrants has been measured using the publicly observable trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the stock purchase warrants may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 57,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 20,833,333 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$5,837,714	$1,459,428	$20,004,859	$5,001,215

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.35	$0.35

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2021		For the Period From February 5, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,815,484	$703,871	$(2,377,695)	$(722,257)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	46,099,138	14,003,233

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.05)	$(0.05)

Recent Accounting Standards

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 3 - Initial Public Offering

On March 29, 2021, the Company consummated its Initial Public Offering of 57,500,000 Units, including 7,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $575.0 million, and incurring offering costs of approximately $33.0 million, of which approximately $20.1 million was for deferred underwriting commissions.

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

Forward Purchase Agreement

On March 24, 2021, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the certain investor (the “Forward Purchase Investor”), pursuant to which the Forward Purchase Investor agreed to purchase up to $50,000,000 of forward purchase units. Each forward purchase unit (“Forward Purchase Unit”) will consist of one Class A ordinary share (the “Forward Purchase Shares”) and one-fifth of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrants”) and will be sold at a purchase price of $10.00 per Forward Purchase Unit in a private placement concurrently with the closing of the initial Business Combination. The obligations of the Forward Purchase Investor under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares held by Public Shareholders are redeemed by the Company and the amount of Forward Purchase Units sold pursuant to the Forward Purchase Agreement will be subject to the Forward Purchase Investor’s sole discretion. The proceeds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Shares will generally be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that they will be entitled to certain registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by MSD Partners or its permitted assignees and transferees.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

On March 24, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $30,000 and $30,000, under this agreement, respectively. For the nine months ended September 30, 2022 and for the period from February 5, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $90,000 and $70,000, under this agreement, respectively. As of September 30, 2022 and December 31, 2021, there was no amount due for services in connection with such agreement.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of September 30, 2022 and December 31, 2021.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Company’s final prospectus to purchase up to 7,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 29, 2021, the underwriters fully exercised its over-allotment option.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(12,190,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(31,636,571)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	43,826,571
Class A ordinary shares subject to possible redemption at December 31, 2021	575,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	775,059
Class A ordinary shares subject to possible redemption at June 30, 2022	575,775,059
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,595,496
Class A ordinary shares subject to possible redemption at September 30, 2022	$578,370,555

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 57,500,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 11, 2021, the Company issued 14,375,000 Class B ordinary shares. Of these, up to 1,875,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,875,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Note 9 - Warrants

As of September 30, 2022 and December 31, 2021, there were 20,833,333 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$578,470,555	$-		$-

Liabilities:
Derivative liabilities - Public warrants	$-	$1,558,250		$-
Derivative liabilities - Private placement warrants	$-	$1,264,667	$
Derivative liabilities - Forward purchase agreement	$-	$-		$716,054

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$575,040,654	$-	$-

Liabilities:
Derivative liabilities - Public warrants	$13,800,000	$-	$-
Derivative liabilities - Private placement warrants	$-	$-	$11,265,333
Derivative liabilities - Forward purchase agreement	$-	$-	$731,302

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $12,995,000 was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022, or for the period from February 5, 2021 (inception) through September 30, 2021.

MSD ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments in money market funds invested in U.S. government securities and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value of the Public Warrants was measured at fair value using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market and the Private Placement Warrants has substantially the same terms as the Public Warrants, the fair value of Public Warrants and Private Placement Warrants have been measured using the publicly observable trading price. As of September 30, 2022, and December 31, 2021, the fair value of the forward purchase agreement is measured using a Black-Scholes option pricing model. The estimated fair value of the Public Warrants, Private Placement Warrants, and forward purchase agreement, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants, once the Public Warrants were traded in active market, and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Unit price	$9.91	$9.89
Volatility	2.0%	5.0% - 16.4%
Term (years)	5.5	5.62
Risk-free rate	3.92% - 4.04%	0.24% - 1.32%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2022 and for the period from February 5, 2021, (inception) through September 30, 2021, is summarized as follows:

Derivative liabilities at December 31, 2021	$11,996,635
Change in fair value of derivative liabilities	(3,813,327)
Derivative liabilities at March 31, 2022	8,183,308
Change in fair value of derivative liabilities	(3,988,571)
Derivative liabilities at June 30, 2022	4,194,737
Transfer of Private Placement Warrants to Level 2	(3,516,922)
Change in fair value of derivative liabilities	38,239
Derivative liabilities at September 30, 2022	$716,054

Derivative liabilities at February 5, 2021 (inception)	$-
Issuance of derivative liabilities	22,262,530
Change in fair value of derivative warrant liabilities	2,133,470
Derivative warrant liabilities at March 31, 2021	24,396,000
Transfer of Public Warrants to Level 1	(12,995,000)
Change in fair value of derivative warrant liabilities	1,486,437
Derivative liabilities at June 30, 2021	12,887,437
Change in fair value of derivative warrant liabilities	(2,003,352)
Derivative liabilities at September 30, 2021	$10,884,085

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

As of September 30, 2022, we had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through September 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $117,000 in its operating bank account and working capital of approximately $349,000.

The Company’s liquidity needs through September 30, 2022 were satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $192,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million. The Company repaid the Note in full on March 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of September 30, 2022 and December 31 2021 there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $7,297,000, which consisted of approximately $4,911,0000 of non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $2,595,000, partially offset by approximately $179,000 in general and administrative expense, and $30,000 in related party general and administrative expenses.

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

For the nine months ended September 30, 2022, we had net income of approximately $25,006,000, which consisted of approximately $22,258,000 of non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $3,430,000, partially offset by approximately $591,000 in general and administrative expense, and $90,000 in related party general and administrative expenses.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering was initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 20,833,333 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 5, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2022	MSD ACQUISITION CORP.

	By:	/s/ Gregg Lemkau
	Name:	Gregg Lemkau
	Title:	Chief Executive Officer

Dated: November 9, 2022

	By:	/s/ John Cardoso
	Name:	John Cardoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)