Form 10-K
period 2022-12-31
MSD ACQUISITION CORP. / NEW
filed 2023-03-29
CIK 1846996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The registrant’s units began trading on the Nasdaq Stock Market LLC (“Nasdaq”) on March 25, 2021 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading separately on Nasdaq on May 25, 2021. The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on Nasdaq, was $562,925,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.79).

As of March 29, 2023, 57,500,000 Class A ordinary shares, par value $0.0001 per share, and 14,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted on March 24, 2021;

●	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands, as the same may be amended from time to time;

●	“company,” “we,” “us,” “our,” “MSDAC,” or “our company” are to MSD Acquisition Corp., a Cayman Islands exempted company;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt; “management” or our “management team” are to our officers and directors;

●	“forward purchase agreement” are to the agreement providing for the sale of the forward purchase units to MSD Partners in a private placement to occur concurrently with the closing of our initial business combination;

●	“forward purchase investor” are to MSD Partners;

●	“forward purchase securities” are to the forward purchase shares and forward purchase warrants;

●	“forward purchase shares” are to Class A ordinary shares to be issued as part of the forward purchase units;

●	“forward purchase units” are to the units consisting of one forward purchase share and one-fifth of one forward purchase warrant to be issued pursuant to the forward purchase agreement;

●	“forward purchase warrants” are to warrants to purchase Class A ordinary shares to be issued as part of the forward purchase units;

●	“Founders” are to Gregg Lemkau, our Chief Executive Officer and John Phelan, our Chairman;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial public offering” are to the company’s offering on May 12, 2021 of 57,500,000 units at a price of $10.00 per unit each consisting of one Class A ordinary share and one-fifth of one redeemable warrant.

●	“initial shareholders” are to our sponsor and each other holder of founder shares upon the consummation of our initial public offering;

●	“management” or “our management team” are to our executive officers and directors;

●	“MSD Capital” are to MSD Capital, L.P., the family office of Michael Dell and his family;

●	“MSD Partners” are to MSD Partners, L.P., an SEC registered investment adviser formed by partners of MSD Capital;

●	“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and to be issued upon conversion of working capital loans, if any;

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“special resolution” are to a resolution adopted by the affirmative vote of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“sponsor” are to MSD Sponsor Holdings, LLC, a Delaware limited liability company and an affiliate of MSD Partners; and

●	“Strategic Advisor” are to Michael Dell.

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

●

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our business combination and results of operations.

●	Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the Russian invasion of Ukraine and additional sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in markets around the world.

Risks Relating to Our Sponsor and Management

●	Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

On February 11, 2021, we issued to our sponsor 14,375,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.002 per share. In February 2021, our sponsor transferred 50,000 founder shares to each of our independent directors. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 9,333,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($14,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

We previously identified a material weakness in our internal control over financial reporting. Any future material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As previously disclosed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Any future failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

(b) Holders

As of March 29, 2023, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 5, 2021. We were formed for the purpose of effecting a Business Combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of December 31, 2022, we had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through December 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of the initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $38,000 in its operating bank account and working capital of approximately $139,000.

The Company’s liquidity needs through December 31, 2022 were satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $192,000 from the Sponsor pursuant to the Note (as defined in Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million. The Company repaid the Note in full on March 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 6). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities for the liquidation of the Trust Account after March 29, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. On March 17, 2023, the Company announced that it will redeem all of its outstanding Class A ordinary shares, par value $0.0001 (the “Public Shares”), effective as of the close of business on March 29, 2023, because the Company will not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $30,490,000, which consisted of approximately $23,086,000 of non-operating gain resulting from the change in fair value of derivative liabilities and income from investments held in the Trust Account of approximately $8,294,000, partially offset by approximately $771,000 in general and administrative expense, and $120,000 in related party general and administrative expenses.

For the period from February 5, 2021 (inception) through the year ended December 31, 2021, we had net loss of approximately $4,977,000, which consisted of approximately $695,000 in general and administrative expense, approximately $91,000 in related party general and related party expenses, approximately $697,000 of offering costs associated with the issuance of our Public Warrants, and approximately $3,534,000 non-operating loss resulting from the change in fair value of derivative liabilities, offset by income from investments held in the Trust Account of approximately $41,000.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The liabilities are subject to re-measurement at each balance sheet date until exercised. The estimated fair value of the Public Warrants issued in connection with the Initial Public Offering was initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 57,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 20,833,333 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in the Trust Investments. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Gregg Lemkau	53	Chief Executive Officer and Director
John Cardoso	48	Chief Financial Officer
John Phelan	58	Director (Chairman)
James Breyer	61	Director
Edith Cooper	61	Director
Allen Shim	42	Director

Gregg Lemkau has served as our Chief Executive Officer and director since inception. He is currently the co-CEO and a Partner of BDT & MSD Partners. Prior to joining BDT & MSD Partners, Mr. Lemkau spent 28 years at Goldman Sachs, where he was most recently Co-Head of the Investment Banking Division. While at Goldman Sachs, Mr. Lemkau advised on hundreds of transactions accounting for over $1 trillion of deal value across sectors globally and spent significant time in high-growth sectors such as Technology, Media, and Healthcare. During his tenure at Goldman Sachs, Mr. Lemkau held several leadership roles, including Co-Head of Global Mergers & Acquisitions, Co-Head of the Technology, Media and Telecom Group, Co-Head of the Healthcare Group, and Chief Operating Officer of the Investment Banking Division while working in offices in both the U.S. and Europe. Mr. Lemkau was a member of the Management Committee, the Investment Banking Division Executive Committee, and served as Chairman of the Firmwide Commitments Committee.

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

Mr. Lemkau holds a Bachelor of Arts in Government and Economics from Dartmouth College. We believe that Mr. Lemkau’s significant investment experience, as well as his management experience make him well qualified to serve on our board of directors

John Cardoso has served as our Chief Financial Officer since inception. He is the Chief Financial Officer of DFO Management, LLC. Prior to joining DFO Management, LLC, Mr. Cardoso was Chief Financial Officer of MSD Partners. Mr. Cardoso was previously a Managing Director and Senior Fund Controller at Davidson Kempner Capital Management. Prior to this, Mr. Cardoso was a Director and Global Fund Controller at Clearwater Capital Partners, a Senior Audit Manager in the Alternatives Investment Management Practice at PricewaterhouseCoopers, and a Senior Associate in the Alternatives Investment Management Practice at Rothstein, Kass & Company. Mr. Cardoso also serves as a member of the Audit Committee of the Michael & Susan Dell Foundation.

Mr. Cardoso holds a Bachelor of Science in Accounting from St. John’s University. Mr. Cardoso is a Certified Public Accountant in the State of New York and a member of the American Institute of Certified Public Accountants.

John Phelan has served as the Chairman of the company’s board of directors since inception. Mr. Phelan is the Chairman Emeritus of MSD Capital. He is the Co-Founder of MSD Partners and MSD Capital. Prior to co-founding MSD Capital in 1998, Mr. Phelan was a Principal at ESL Partners (“ESL”), a Greenwich, Connecticut-based investment firm. At ESL, he was responsible for Special Situation and Distressed Investments and helped grow the firm from $50 million to over $2 billion in assets under management. Mr. Phelan was previously a Vice President at the Equity Group: Zell-Merrill Lynch Real Estate Opportunity Funds, where he oversaw Acquisitions (Western Region). Mr. Phelan began his career as an Analyst in the Investment Banking Division of Goldman Sachs

Mr. Phelan serves on several charitable boards, including the Whitney Museum of Art, Spirit of America, and Third Option Foundation. He also serves as a member of Harvard Business School’s Board of Dean’s Advisors, the Investment Committee for the SMU Endowment, and is a Global Insight Partner and member of the North American Advisory Board for the London School of Economics.

Mr. Phelan has over 30 years of investment and transactional experience across asset classes and geographies. He is responsible for building and developing integrated cross-asset platforms, various investment strategies, and oversaw a substantial increase in assets under management at MSD Capital and MSD Partners. We believe MSDAC benefits from his diverse experience investing in businesses at different growth stages through several economic cycles.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individuals	Entity	Entity’s Business	Affiliation
Gregg Lemkau	BDT & MSD Partners, L.P.(1)	Asset Management	Partner; co-Chief Executive Officer
	MSD Capital, L.P.(1)	Asset Management	Manager of General Partner
	DFO Management, LLC(1)	Asset Management	Chairman
John Cardoso	DFO Management, LLC(1)	Asset Management	Chief Financial Officer
John Phelan	MSD Capital, L.P.(1)	Asset Management	Co-Founding Partner; Chairman Emeritus
James Breyer	Breyer Capital L.L.C.(1)	Asset Management	Founder; Chief Executive Officer
	IDG Capital Group Limited(1) The Blackstone Group, Inc.	Asset Management Asset Management	Co-Chairman Board Member
Edith Cooper	Etsy, Inc. EQT Medley Slack Technologies, Inc.	Consumer Services Asset Management Career Development Software	Board Member Board Member Co-Founder Board Member
Allen Shim	Anderson Point Consulting	Consulting	Founder; Chief Executive Officer

(1)	Includes all affiliates and portfolio companies.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor and our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after our initial public offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants will expire worthless. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Item 11. Executive Compensation

Executive Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2022 (i.e., pre-business combination).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

In the table below percentage ownership is based on 57,500,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 14,375,000 Class B ordinary shares outstanding as of December 31, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares and Class B ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
MSD Sponsor Holdings, LLC (our sponsor)(2)	14,250,000	99.1%	—	—
Gregg Lemkau(2)(3)	—	—	—	—
John Phelan(2)(3)	—	—	—	—
John Cardoso(3)	—	—	—	—
James Breyer	50,000	*	—	—
Edith Cooper	50,000	*	—	—
Allen Shim	—	—	—	—
All officers and directors as a group (six individuals)	100,000	*	—	—
Citadel Advisors LLC(4)	—	—	3,426,249	6.0%
Nitorum Capital, L.P.(5)	—	—	3,000,000	5.2%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is One Vanderbilt Ave., 26th Floor, New York, New York 10017.

(2)	Our sponsor is the record holder of such shares. Our sponsor is managed by a board of managers comprised of Gregg Lemkau, John Phelan and Robert Platek, who may each be deemed to have voting and investment discretion with respect to the ordinary shares held of record by our sponsor.

(3)	Does not include any shares indirectly owned by this individual as a result of his membership interest in our sponsor.

(4)	Based on a Schedule 13G/A filed on February 14, 2023 (the “Citadel 13G”). The address of Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin is Southeast Financial Center 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

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

Each of Citadel Advisors, CAH and CGP may be deemed to beneficially own 3,426,249 Class A ordinary shares or 6.0% of the Class A ordinary shares outstanding. Each of Citadel Securities, CALC4 and CSGP may be deemed to beneficially own 2,047 Class A ordinary shares or 0.0% of the Class A ordinary shares outstanding. Mr. Griffin may be deemed to beneficially own 3,428,296 Class A ordinary shares or approximately 6.0% of the Class A ordinary shares outstanding.

(5)	Based on a Schedule 13G/A filed on February 14, 2023 (the “Nitorum 13G”). The address of Nitorum Capital, L.P. (“Nitorum Capital”), Nitorum GP, LLC (“Nitorum GP”) and Seth Rosen is 450 Park Avenue, 7th Floor, New York, New York 10022.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the company’s officers and directors may, but are not obligated to, loan the company funds as may be required (“Working Capital Loans”). If the company completes a business combination, the company may repay the Working Capital Loans out of the proceeds of the trust account released to the company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On March 24, 2021, the company entered into an agreement that provided that, commencing on the date that the company’s securities were first listed on Nasdaq through the earlier of consummation of the initial business combination or the liquidation, the company agreed to pay the sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the company’s management team. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, the company incurred expenses of approximately $120,000 and $91,000, respectively, under this agreement. As of December 31, 2022 and 2021, there was no amount due for services in connection with such agreement.

In addition, the sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made by the company to the sponsor, officers or directors, or the company’s or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. No such amounts were reimbursed or accrued for as of December 31, 2022 and 2021.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled approximately $97,000 and $145,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period From February 5, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period From February 5, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period From February 5, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

March 29, 2023

MSD ACQUISITION CORP.

/s/ Gregg Lemkau
Name:	Gregg Lemkau
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gregg Lemkau	Chief Executive Officer and Director	March 29, 2023
Gregg Lemkau	(Principal Executive Officer)

/s/ John Cardoso	Chief Financial Officer	March 29, 2023
John Cardoso	(Principal Financial and Accounting Officer)

/s/ John Phelan	Director (Chairman)	March 29, 2023
John Phelan

/s/ James Breyer	Director	March 29, 2023
James Breyer

/s/ Edith Cooper	Director	March 29, 2023
Edith Cooper

/s/ Allen Shim	Director	March 29, 2023
Allen Shim

MSD ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period From February 5, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period From February 5, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period From February 5, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

MSD Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MSD Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022 and the period from February 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from February 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 29, 2023 then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 29, 2023

PCAOB Number 100

MSD ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$38,125	$540,691
Prepaid expenses	106,380	565,424
Total current assets	144,505	1,106,115
Investments held in Trust Account	583,334,936	575,040,654
Total Assets	$583,479,441	$576,146,769

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$5,135	$6,008
Accrued expenses	-	70,000
Total current liabilities	5,135	76,008
Deferred underwriting commissions	20,125,000	20,125,000
Derivative liabilities	2,710,281	25,796,635
Total liabilities	22,840,416	45,997,643

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 57,500,000 shares issued and outstanding at approximately $10.14 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	583,234,936	575,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 14,375,000 shares issued and outstanding as of December 31, 2022 and 2021	1,437	1,437
Additional paid-in capital	-	-
Accumulated deficit	(22,597,348)	(44,852,311)
Total shareholders’ deficit	(22,595,911)	(44,850,874)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$583,479,441	$576,146,769

The accompanying notes are an integral part of these financial statements.

MSD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From February 5, 2021 (Inception) Through December 31, 2021
General and administrative expenses	$770,737	$695,217
General and administrative expenses - related party	120,000	90,645
Loss from operations	(890,737)	(785,862)
Other income (expenses):
Change in fair value of derivative liabilities	23,086,354	(3,534,105)
Offering costs associated with derivative liabilities	-	(697,460)
Income from investments held in Trust Account	8,294,282	40,654
Net income (loss)	$30,489,899	$(4,976,773)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	57,500,000	49,336,420
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.42	$(0.08)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	14,375,000	14,108,796
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.42	$(0.08)

The accompanying notes are an integral part of these financial statements.

MSD ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2022 and

For the Period from February 5, 2021 (Inception) Through December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 5, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	14,375,000	1,437	23,563	-	25,000
Excess cash received over the fair value of the private warrants	-	-	-	-	3,927,470	-	3,927,470
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(3,951,033)	(39,875,538)	(43,826,571)
Net loss	-	-	-	-	-	(4,976,773)	(4,976,773)
Balance - December 31, 2021	-	-	14,375,000	1,437	-	(44,852,311)	(44,850,874)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(8,234,936)	(8,234,936)
Net income	-	-	-	-	-	30,489,899	30,489,899
Balance - December 31, 2022	-	$-	14,375,000	$1,437	$-	$(22,597,348)	$(22,595,911)

The accompanying notes are an integral part of these financial statements.

MSD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From February 5, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$30,489,899	$(4,976,773)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	14,383
Change in fair value of derivative liabilities	(23,086,354)	3,534,105
Offering costs associated with derivative liabilities	-	697,460
Income from investments held in Trust Account	(8,294,282)	(40,654)
Changes in operating assets and liabilities:
Prepaid expenses	459,044	(565,424)
Accounts payable	(873)	6,008
Net cash used in operating activities	(432,566)	(1,305,895)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(575,000,000)
Net cash used in investing activities	-	(575,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	575,000,000
Proceeds received from private placement	-	14,000,000
Repayment of note payable to related party	-	(214,286)
Proceeds from advance to related party	-	22,760
Offering costs paid	(70,000)	(11,961,888)
Net cash provided by (used in) financing activities	(70,000)	576,846,586

Net change in cash	(502,566)	540,691

Cash - beginning of the period	540,691	-
Cash - end of the period	$38,125	$540,691

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$177,142
Deferred underwriting commissions	$-	$20,125,000

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from February 5, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of Initial Public Offering and the Private Placement, $575 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and will be invested in United States “government securities” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less (“Government Securities”) or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations (“Money Market Funds” and collectively with Government Securities, the “Trust Investments”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

On March 17, 2023, the Company announced that it will redeem all of its outstanding Class A ordinary shares, par value $0.0001 (the “Public Shares”), effective as of the close of business on March 29, 2023, because the Company will not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. As such, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $38,000 in its operating bank account and working capital of approximately $139,000.

The Company’s liquidity needs through December 31, 2022 were satisfied through $25,000 paid by the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $192,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account of $2.5 million. The Company repaid the Note in full on March 30, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities for the liquidation of the Trust Account after March 29, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. On March 17, 2023, the Company announced that it will redeem all of its outstanding Class A ordinary shares, par value $0.0001 (the “Public Shares”), effective as of the close of business on March 29, 2023, because the Company will not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

Concentration of Credit Risk

During the year, the Company has significant cash balances at financial institutions, which throughout the year regularly exceed the federally insured limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities (see Note 10).

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

The 11,500,000 Public Warrants and the 9,333,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market, the fair value of the Public Warrants has been measured using the publicly observable trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 is based on observable listed prices for such warrants. The determination of the fair value of the stock purchase warrants may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 57,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 20,833,333 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period From February 5, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$24,391,919	$6,097,980	$(3,870,050)	$(1,106,723)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	57,500,000	14,375,000	49,336,420	14,108,796

Basic and diluted net income (loss) per ordinary share	$0.42	$0.42	$(0.08)	$(0.08)

Recent Accounting Standards

In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On March 24, 2021, the Company entered into an agreement that provided that, commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination or the liquidation, the Company agreed to pay the Sponsor up to $10,000 per month for office space, administrative support and other services provided to members of the Company’s management team. For the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $120,000 and $91,000, respectively, under this agreement. As of December 31, 2022 and 2021, there was no amount due for services in connection with such agreement.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. No such amounts were reimbursed or accrued for as of December 31, 2022 and 2021.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 57,500,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$575,000,000
Less:
Fair value of Public Warrants at issuance	(12,190,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(31,636,571)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	43,826,571
Class A ordinary shares subject to possible redemption at December 31, 2021	575,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	8,234,936
Class A ordinary shares subject to possible redemption at December 31, 2022	$583,234,936

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 57,500,000 Class A ordinary shares issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On February 11, 2021, the Company issued 14,375,000 Class B ordinary shares. Of these, up to 1,875,000 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 29, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,875,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2022 and 2021, there were 14,375,000 Class B ordinary shares issued and outstanding.

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

Note 9 – Warrants

As of December 31, 2022 and 2021, there were 20,833,333 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual funds	$583,334,936	$-	$-

Liabilities:
Derivative liabilities - Public warrants	$-	$891,250	$-
Derivative liabilities - Private placement warrants	$-	$723,333	$-
Derivative liabilities - Forward purchase agreement	$-	$-	$1,095,698

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$575,040,654	$-	$-

Liabilities:
Derivative liabilities - Public warrants	$13,800,000	$-	$-
Derivative liabilities - Private placement warrants	$-	$-	$11,265,333
Derivative liabilities - Forward purchase agreement	$-	$-	$731,302

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants for $12,995,000 was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in May 2021. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in September 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022, or for the period from February 5, 2021 (inception) through December 31, 2021.

Level 1 instruments include investments in money market funds invested in US government securities and derivative warrant liabilities (Public Warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value of the Public Warrants was measured at fair value using a Monte Carlo simulation. Since the Public Warrants were being traded in an active market and the Private Placement Warrants has substantially the same terms as the Public Warrants, the fair value of Public Warrants and Private Placement Warrants have been measured using the publicly observable trading price. As of December 31, 2022 and 2021, the fair value of the forward purchase agreement is measured using a Black-Scholes option pricing model. The estimated fair value of the Public Warrants, Private Placement Warrants, and forward purchase agreement, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and a Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants, once the Public Warrants were traded in active market, and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Unit price	$10.09	$9.89
Volatility	3.0%	5.0% - 16.4%
Term (years)	5	5.62
Risk-free rate	3.99%	0.24% - 1.32%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from February 5, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative liabilities at February 5, 2021 (inception)	$-
Issuance of derivative liabilities - Warrant liabilities	22,262,530
Issuance of derivative liabilities - Forward purchase agreement	791,800
Transfer of Public Warrants to Level 1	(12,995,000)
Change in fair value of derivative liabilities	1,937,305
Derivative liabilities at December 31, 2021	11,996,635
Change in fair value of derivative liabilities	(7,384,015)
Transfer of Private Warrants to Level 2	(3,516,922)
Derivative liabilities at December 31, 2022	$1,095,698

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would require adjustment to the financial statements to or disclosure in the financial statements.

On March 17, 2023, the Company announced that it will redeem all of its outstanding Class A ordinary shares, par value $0.0001 (the “Public Shares”), effective as of the close of business on March 29, 2023, because the Company will not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association.